Form 10-Q
period 1994-03-31
HEALTH EQUITY PROPERTIES INC
filed 1994-05-13
CIK 822415

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1994

                  Commission File No. 33-17379

              HEALTH EQUITY PROPERTIES INCORPORATED
     (Exact name of registrant as specified in its charter)

             North Carolina               56-1591771
   (State or other jurisdiction of      (I.R.S. Employer
   of incorporation or organization)    Identification No.)

                     915 West Fourth Street
                       Post Office Box 348
                     Winston-Salem, NC 27102
            (Address of principal executive offices)
                           (Zip Code)


                         (910) 723-7580
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES [X]       NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date:

                   Common Stock $.01 Par Value
                           14,583,964

              HEALTH EQUITY PROPERTIES INCORPORATED

                            FORM 10-Q

                         March 31, 1994



                        TABLE OF CONTENTS

                                                          Page
PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets..................     3

          Consolidated Statements of Operations........     4

          Consolidated Statements of
               Shareholders' Equity....................     5

          Consolidated Statements of Cash Flows........     6-7

          Notes to Consolidated Financial Statements...     8-10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     11-15

PART II:  OTHER INFORMATION

Items 1 through 4......................................     None

Item 5.................................................     16

Item 6.................................................     16


SIGNATURE PAGE.........................................     17

              HEALTH EQUITY PROPERTIES INCORPORATED
                   CONSOLIDATED BALANCE SHEETS
              MARCH 31, 1994 AND DECEMBER 31, 1993

                                     March 31,     December 31,
                                      1994             1993
     ASSETS                        (unaudited)
                                   ____________    ____________
Nursing home properties:
  Land and improvements            $  8,443,201   $  8,848,707
  Buildings and improvements         99,356,659    106,828,059
  Furniture and equipment            15,071,218     15,763,025
                                    ___________    ___________
                                    122,871,078    131,439,791
  Accumulated depreciation          (29,233,855)   (30,235,507)
                                    ___________    ____________
                                     93,637,223    101,204,284


Cash and cash equivalents            11,137,427      6,272,153
Leasehold rights, net                 4,164,887      4,576,214
Other assets                          5,565,461      5,643,834
                                    ___________    ___________
                                   $114,504,998   $117,696,485
                                    ===========    ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Debt:
  Notes and mortgages              $ 26,231,165   $ 30,190,306
  Convertible debentures              1,340,000      1,355,000
                                    ___________    ___________
                                     27,571,165     31,545,306
Dividends payable                     3,573,071      3,572,404
Other liabilities                       984,999      1,341,267
                                    ___________     __________
                                     32,129,235     36,458,977
                                    ___________     __________
Common stock, $.01 par value;
  100,000,000 shares authorized;
  14,585,813 shares issued at
  March 31, 1994 and 14,583,086
  shares issued at December 31,
  1993                                  145,858        145,831
Paid in capital                      81,122,599     81,108,412
Retained earnings                     1,124,041             --
Less treasury stock of 1,849
  shares, at cost                       (16,735)       (16,735)
                                    ___________     __________
                                     82,375,763     81,237,508
                                    ___________    ___________
                                   $114,504,998   $117,696,485
                                    ===========    ===========
[FN]
       The accompanying notes are an integral part of the
                      financial statements.

              HEALTH EQUITY PROPERTIES INCORPORATED
              CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED
                     MARCH 31, 1994 AND 1993

                           (unaudited)




                                   Three Months    Three Months
                                      Ended            Ended
                                     March 31,       March 31,
                                      1994             1993
                                   ____________    ____________
Income:
  Base rent                        $ 4,410,118    $ 4,263,528
  Additional rent                      354,587        254,286
  Other                                135,778        116,941
  Gain on sale                       2,590,418             --
                                    __________     __________
                                   $ 7,490,901    $ 4,634,755
                                    __________     __________
Expenses:
  Interest                             697,992        646,651
  Depreciation                       1,164,183      1,130,674
  Amortization                         526,576        469,198
  Administrative and other             405,038        411,503
                                    __________     __________
                                     2,793,789      2,658,026
                                    __________     __________
Net income                         $ 4,697,112    $ 1,976,729
                                    ==========     ==========

Per share:
  Net income per share             $      0.32    $      0.14
                                    ==========     ==========

Average number of shares
  outstanding                       14,581,964     14,504,982
                                    ==========     ==========
[FN]
       The accompanying notes are an integral part of the
                      financial statements.

              HEALTH EQUITY PROPERTIES INCORPORATED
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED
                     MARCH 31, 1994 AND 1993

                           (unaudited)

                           Paid in
                 Common        Capital in      Retained
Treasury      Total
                  Stock       Excess of Par    Earnings
Stock         Equity
               ____________   ____________   ____________   _____
_______   ____________
Balance,
  January 1, 1993   $    145,050   $ 85,997,667   $     --
$     --       $ 86,142,717
Net income for the
  three months ended
  March 31, 1993                --       --          1,976,729
- - - --           1,976,729
Cash dividends declared
  at $.245 per share            --   (1,576,992)    (1,976,729)
- - - --          (3,553,721)
                ___________    ___________    ___________
___________     ___________
Balance,
  March 31, 1993         $    145,050   $ 84,420,675   $     --
     $     --       $ 84,565,725
                ===========    ===========    ===========
===========     ===========

Balance,
  January 1, 1994   $    145,831   $ 81,108,412   $     __
$    (16,735)  $ 81,237,508
Issuance of 2,727 shares
  of common stock, net
  of issuance costs           27         14,187         --
- - - --         14,214
Net income for the
  three months ended
  March 31, 1994                --        --    4,697,112
- - - --      4,697,112
Cash dividends declared
  at $.245 per share            --        --   (3,573,071)
- - - --     (3,573,071)
                ___________    ___________    ___________
___________     ___________
Balance,
  March 31, 1994         $    145,858   $ 81,122,599   $
1,124,041 $    (16,735)  $ 82,375,763
                ===========    ===========    ===========
===========     ===========

       The accompanying notes are an integral part of the
                      financial statements.

              HEALTH EQUITY PROPERTIES INCORPORATED
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED
                     MARCH 31, 1994 AND 1993

                           (unaudited)

        Increase (Decrease) in Cash and Cash Equivalents


                                   Three Months    Three Months
                                      Ended           Ended
                                     March 31,       March 31,
                                      1994             1993
                                   ____________    ____________

Net Income:                        $  4,697,112   $  1,976,729
                                    ___________    ___________

Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
  Depreciation                        1,164,183      1,130,674
  Amortization                          526,576        469,198
  Gain on sale                       (2,590,418)          --
  (Increase) decrease in
   rent receivable                     (133,490)       187,949
  Decrease in accrued interest
   expense                              (92,755)       (48,124)
  Increase in prepaid expenses          (68,340)       (57,285)
  Other                                 (59,417)      (234,236)
                                    ___________    ___________
   Total adjustments                 (1,253,661)     1,448,176
                                    ___________    ___________
   Net cash provided by
    operating activities              3,443,451      3,424,905
                                    ___________    ___________

Cash flows from investing
   activities:
  Sale of nursing home properties     9,685,127          --
  Improvements to nursing
   home properties                     (766,203)      (181,605)
  Other                                  23,754         52,402
                                    ___________    ___________
   Net cash provided (used)
    by investing activities           8,942,678       (129,203)
                                    ___________    ___________
[FN]
                         continued.....

                 (continued from preceding page)



                                   Three Months    Three Months
                                      Ended           Ended
                                     March 31,       March 31,
                                      1994             1993
                                   ____________    ____________


Cash flows from financing
   activities:
  Proceeds of debt                      674,836           --
  Repayment of debt                  (4,633,977)       (84,506)
  Other                                  10,689        (89,967)
  Dividends paid                     (3,572,403)    (3,553,721)
                                    ___________    ___________
   Net cash used by financing
    activities                       (7,520,855)    (3,728,194)
                                    ___________    ___________


Net increase (decrease) in
  cash and cash equivalents           4,865,274       (432,492)
Cash and cash equivalents at
  beginning of period                 6,272,153      6,271,821
                                    ___________     __________
Cash and cash equivalents
  at end of period                 $ 11,137,427   $  5,839,329
                                    ===========    ===========


Supplemental schedule of non cash financing activities:

  During the quarter ended March 31, 1994, senior convertible debentures of $15,000 were converted to 2,727 shares of common stock and unamortized loan costs of $786 were reclassified to paid in capital.

  A nursing home property was sold as follows:

                                             1994
                                         ___________

     Fair value of assets sold          $ 10,100,000
     Selling expenses                       (414,873)
                                         ___________
                                        $  9,685,127
                                         ===========

[FN]
       The accompanying notes are an integral part of the
                      financial statements.

                   HEALTH EQUITY PROPERTIES INCORPORATED


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The financial statements of Health Equity Properties Incorporated ("the Company"), included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The financial statements were prepared by management without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended March 31, 1994. The financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes that the disclosures in the financial statements are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the Company's 1993 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the three months ended March 31, 1994, are not necessarily indicative of the results for a full year.


                    1.  Related Party Transactions

Alden Management Services, Inc. ("Alden"), which leases four properties, is wholly owned by a director of the company. Alden paid base rent of $1,051,796 and $1,107,172 for each of the three months ended March 31, 1994 and 1993, respectively. Alden has a note outstanding with the Company, with a balance at March 31, 1994 of $477,899 and at December 31, 1993 of $479,316. For the three months ended March 31, 1994 and 1993, Alden overage rents were estimated to be $49,335 and $20,000, respectively.

The Company sold one of its Alden leased properties to an Alden affiliate on March 16, 1994. The property, having a net book value of $7,094,709, was sold for $10,100,000 resulting in a gain of $2,590,418 after selling expenses of $414,873. Net proceeds from the sale were $9,685,127.

                               2.  Debt

Debt consists of the following:

                                          March 31,     December 31,
                                            1994            1993
                                        ___________     ___________
Notes and mortgages:

     FHA mortgages payable in varying
     monthly installments, through
     2034, including interest from
     7.5% to 8.25%                      $ 14,272,545   $ 13,622,939

     Serial bonds payable monthly
     in varying amounts, through
     2016, including interest
     from 9.5% to 9.75%                    5,217,500      5,225,000

     9.25% mortgage with monthly
     payments of principal and
     interest of $34,141 through
     May 1996, interest rate adjusts
     June 1996 to prime plus 1%,
     floor of 7.25% and ceiling
     of 11.25% through 2003                4,130,029      4,136,840

     Mortgages payable in varying
     monthly installments, through
     2004, including interest at 12%
     through 1994, 12.75% during 1995
     and 1996 and 10.75% thereafter        2,611,091      4,156,790

     11.25% note payable with
     interest only payable
     monthly due in 1997                      --          3,048,737

                                         ___________    ___________
                                          26,231,165     30,190,306

Convertible debentures:

     14% senior convertible debentures
     with interest due semi-annually,
     convertible at $5.50 per share due
     in 2000                               1,340,000      1,355,000
                                         ___________    ___________
                                        $ 27,571,165   $ 31,545,306
                                         ===========    ===========

Interest expense paid was $790,747 and $694,775 for the three months ended March 31, 1994 and 1993, respectively.

The Company has obtained a $5 million line of credit from a bank. The three year line has an annual interest rate of prime plus one-half percent and an annual facility fee of one percent. The outstanding balance of the line was $0 at March 31, 1994.

Nursing home properties with an approximate net book value of $69 million are pledged as collateral.

As of March 31, 1994, maturities of debt for the remaining nine months of 1994 and for the years 1995 through 1999 and thereafter, are as follows:

               1994 (nine months)       $    246,000
               1995                          337,000
               1996                          404,000
               1997                          447,000
               1998                          491,000
               1999                          543,000
               later years                25,103,165
                                         ___________
                                        $ 27,571,165
                                         ===========


                              3.  Leases

The Company is the lessor of 73 nursing homes and three personal care facilities, under operating leases with current terms that expire from 1996 to 2006. Most leases are renewable for three five-year periods at the lessees' options. In addition, lessees of 70 properties have the option to purchase the properties. The purchase price will be at the fair market value of the properties when the option is exercised. The leases are net leases which require the lessee to pay for all operating expenses, maintenance and repairs, and taxes and insurance on the leased properties.

Future minimum lease payments due under noncancelable operating leases as of March 31, 1994 are as follows:

               1994 (nine months)       $ 12,721,000
               1995                       16,988,000
               1996                       13,412,000
               1997                        7,017,000
               1998                        6,620,000
               1999                        5,864,000
               later years                19,338,000
                                         ___________
                                        $ 81,960,000
                                         ===========

                            4.  Commitment

The Company's commitment to make $8 million in first and second mortgage loans to an affiliate of Complete Care, Inc., one of the Company's lessees, has expired. The borrower has requested an extension; however, the Company has no obligation to extend its commitment and is uncertain, at this time, if it will do so. The $5 million first mortgage loan would bear interest at 12% per year, with additional interest based on increases in revenues, and would be self-amortizing over a 20 year term. The $3 million second mortgage loan would be fully amortized over eight years at an initial interest rate of 15%.

                 PART I.  FINANCIAL INFORMATION


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Health Equity Properties Incorporated ("the Company") is referred to below. The Company operates as a real estate investment trust
(REIT) for federal income tax purposes.

RESULTS OF OPERATIONS

The Company is the lessor of 73 nursing homes and three personal care facilities. Rental income, which includes base and additional rent, accounts for substantially all of the Company's income and is derived from the leases of the Company's facilities. The leases have a base rate, with some provisions for rental increases. For the three months ended March 31, 1994, the Company had base rental income of $4,410,118 compared to $4,263,258 for the same period of 1993. The increase is due to the purchase of a 106 bed adult assisted living facility in Florida in June 1993, and corresponding rent increases due to improvements made on existing properties. As discussed in more detail below, the Company sold one of its Alden Management Services, Inc. ("Alden") leased properties on March 16, 1994 and base rent will be decreased in the second quarter.

Additional rent was $354,587 for the three months ended March 31, 1994, up from $254,286 for the same period of 1993. In the normal course of business, additional rent is estimated and accrued by the Company at the end of each quarter and payments are received in the following quarter. Leases with respect to 66 of the 76 properties provide additional rent based on revenues from operations of the facility. Additional rent under all such leases range from 5.5% to 7% of gross revenues attributable to such property in excess of gross revenues of such property earned during the base period, subject to certain limitations. Alden's gross revenues from public pay patients are excluded from the above calculation. Instead, additional rent is equal to 7% of the increase in public pay revenues over the preceding year. Alden's public pay revenues are treated differently due to reimbursement policies in Illinois. Due to the timing of Illinois' reimbursements, Alden's additional rent paid to the Company will tend to fluctuate. In 1993, Alden's additional rent represented 14% of the total additional rent. Due to the sale discussed above, Alden's additional rent is anticipated to be slightly lower in the second quarter. Leases with respect to 7 of the properties provided for additional rent based on increases in the Cost of Living Index multiplied by the base rent, subject to a maximum of 3% over the prior year's rent paid. With respect to the remaining 3 leases, the base rent increases by 6% annually in lieu of additional rent.

In June 1993, the Company entered into new leases on its two North Carolina personal care facilities with the current lessee. The Company and the lessee agreed to rehab the properties with part of the proceeds of a Federal Housing Administration Section 232 loan. The details of the loan are discussed below. Under the terms of the new leases, between March 1, 1993 and the scheduled completion of the rehab, February 1994, the rent remained the same as the rent at the end of the previous lease term. The improvements are completed and the base rent has increased by approximately 45% from $594,000 to $860,000. The initial term of the new leases is for 10 years, expiring February 2003 and includes provisions for additional rent.

The gain on sale of $2,590,418 for the quarter ended March 31, 1994 is due to the sale on March 16, 1994 of one of the Company's Alden leased properties. The sales price was $10.1 million, with net proceeds of approximately $9.7 million. Proceeds of approximately $4.5 million were used to repay debt and the remaining proceeds will be used for general corporate purposes, including further equity or debt investments in real property. Due to the sale, the Company anticipates that gross revenues will be lower in the second quarter of 1994 while the remaining proceeds from the sale are reinvested. Interest expense is anticipated to be lower in the second quarter of 1994 due to the repayment of debt discussed above and net income is not anticipated to be materially impacted. Other uses of the sale proceeds will include investment in new properties and the funding of mortgage loans. The sale will not affect REIT status, that is, the Company's historical dividend rate will continue to be sufficient to assure that 95% of the Company's taxable income is distributed to its shareholders. Also, the Company does not anticipate that the gain will generate taxes for the Company due to loss carryforwards and the special treatment of dividends by REITs.

In Indiana, the providers and the State continue to negotiate to resolve their differences to provide a new system that is fair to both parties. The Company believes that the new rules and regulations will be an improvement over the existing system and anticipates the changes to be positive. It is currently anticipated that a new system will be implemented by July 1, 1994.

Other income for the three months ended March 31, 1994 was $135,778, up from $116,941 for the same period of 1993. Other income is primarily interest income on the Company's cash reserves and notes receivable. The increase in other income is due to increased interest income from cash reserves. Cash reserves were higher in the first quarter of 1993 due to the sale of the Alden property.

Interest expense for the three months ended March 31, 1994 was $697,992, compared with $646,651 for the same period of 1993.
The increase in interest expense is due primarily to the acquisition in June 1993 and the FHA refinancings discussed below. The Company has limited exposure to rising interest rates since most of the remaining debt has fixed rates and no debt matures until 2000. The mortgage assumed in the 1993 acquisition referred to above is an adjustable rate mortgage, with an adjustment scheduled June 1996. The Company anticipates that interest expense will increase in the future as the Company employs more leverage in its acquisitions, refinancings and investment in mortgages. Increased interest expense, however, will be more than offset by increased revenues generated from these investments.

Amortization of capitalized expenses was $526,576 for the three months ended March 31, 1994 up from $469,198 for the same period of 1993. The increase is due to the write-off of unamortized loan costs in 1993 resulting from the early paydown of debt. Depreciation expense for the three months ended March 31, 1994 was $1,164,183 compared to $1,130,674 for the same period of 1993. The increase is due to the Company's purchase of one nursing home and improvements made to the Company's existing homes. Administrative and other expense was $405,038 for the three months ended March 31, 1994 compared to $411,503 for the same period of 1993. Administrative expenses are anticipated to be higher in 1994 over 1993 due to expenses related to the Company's acquisition activities.

For the three months ended March 31, 1994, the Company had net income of $4,697,112 or $.32 per share compared to net income of $1,976,729 or $.14 per share for the same period of 1993. Net income from operations, excluding the gain from sale of $2,590,418 or $.18 per share, was $2,106,694 or $.14 per share.

For the three months ended March 31, 1994, the Company generated funds from operations of $3,797,453 compared to $3,576,601 for the same period of 1993. Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT"), as net income (computed in accordance with generally accepted accounting principles) less gains or plus losses from debt restructuring and sales of property, plus depreciation and amortization expenses. Thus, funds from operations does not include the funds generated from the sale of the Alden leased property. Net cash from operations was $3,443,451 for the three months ended March 31, 1994, up from $3,424,905 for the same period of 1993. Net cash provided by operating activities is funds from operations adjusted by changes in certain balance sheet accounts, such as accrued interest. The increase in both funds from operations and net cash provided by operating activities is due primarily to increased rent income as discussed above and the timing of additional rent receipts.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1994, the Company had cash and cash equivalents of $11,137,427 as compared with $6,272,153 at December 31, 1993.
The increase is due primarily to the proceeds from the sale of the Alden leased property. The Company's cash reserves are invested in commercial paper and bank deposits with initial maturities of less than 90 days.

As of March 31, 1994, the Company had secured debt of $26,231,165, compared with $30,190,306 at December 31, 1993. The decrease is due to the paydown of debt from the proceeds of the sale. Approximately $3 million and $1.5 million of the proceeds from the sale was used to repay debt with annual interest rates of 11.25% and 12%, respectively. Due to these paydowns, the Company no longer has any remaining balloon debt. Approximately 74% of the Company's properties are pledged as collateral and the secured debt is approximately 38% of the book value of the properties. The Company had unsecured debt of $1,340,000 at March 31, 1994 compared to $1,355,000 at December 31, 1993. The Company's secured debt to equity ratio is approximately .3:1 at March 31, 1994 compared to .4:1 at December 31, 1993.

On June 28, 1993, the Company received FHA Section 232 loans to refinance and rehab its two North Carolina personal care facilities. The loans total approximately $5.5 million, of which $2.2 million was used in the rehab process. The rehab was completed February 18, 1994 and on April 28, 1994 the construction loans were replaced by permanent FHA loans that bear interest at 8.25%, will self-amortize over 40 years and are nonrecourse and non-callable.

The Company has obtained a $5 million line of credit from a bank.
The three year line has an annual interest rate of prime plus one-half percent. As of March 31, 1994 no funds have been drawn on the line of credit.

The Company is exploring financing opportunities, the proceeds of which will be used to repay debt and for acquisition of properties. As discussed earlier, proceeds from the sale of the Alden leased property will be available for these purposes. If the Company acquires additional debt due to acquisitions or refinancing opportunities, interest expense will increase but will be more than offset by increased revenues from acquisitions. The Company does not plan to increase the Company's debt to equity ratio to more than 1 to 1.

All of the Company's properties are subject to net leases that pass the responsibility of the operating expenses, taxes and insurance, and repairs and maintenance to the lessees. Under five of the Company's leases, in the event specified capital improvements are made during specified terms of the lease, the Company is responsible for the unamortized portion of the improvements upon the termination of the lease. Based on the Company's inspection of these properties management does not anticipate that the Company has any potential exposure with respect to these items for the foreseeable future.

The Company's internal sources of liquidity include its cash reserves and cash flow generated from operating activities after the payment of debt amortization, reserves for improvements and dividends. The Company's external sources of liquidity are provided by potential debt and equity financing. Management believes that internal sources of liquidity are adequate to cover the Company's anticipated needs through December 31, 1996. In addition, because the primary responsibility for improvements to the Company's facilities lies with the lessees, management anticipates that reserves are adequate to cover any such needs. The Company may be dependent upon external sources of liquidity to satisfy obligations due beyond 1996.

The Company distributes a large portion of the cash available from operations. Cash dividends declared equalled $3,573,071 ($0.245 per share) for the first quarter of 1994. Funds from operations were $3,797,453 while net cash provided by operating activities was $3,443,451. The Company's pay-out ratio, that is, the ratio of the dividend to funds from operations, was 94% for the first quarter of 1994. To qualify as a REIT, the Company is required to distribute at least 95% of its taxable income to shareholders each year. The Company does not anticipate a problem complying with this requirement for the foreseeable future. The Company will use cash flow from operations in excess of dividends for working capital and to retire indebtedness. The dividends of the Company are based upon funds from operations.
As result of non-cash expenses, primarily depreciation and amortization, funds from operations and cash distributions have exceeded the Company's earnings and profits in past years. Portions of the Company's dividend which are not attributable to earnings and profits represent a return of capital and are not subject to federal income tax to the extent they do not exceed the shareholders' basis in their shares.

At its first quarter 1993 meeting, the Board of Directors determined that the quarterly dividend should remain at the current base of $0.245 per share. The Company anticipates operations will continue to support the dividend of $0.245. While the dividend yield on the Company's common stock remains high, the Company will continue to consider reacquiring outstanding shares of common stock to further reduce the Company's cost of capital. A primary objective of the Company continues to be increasing the cash flow available for distribution on a per share basis; maintaining the dividend at the current level would have the benefit of reducing the Company's pay-out ratio.

The Company sees continued growth in funds from operations for the foreseeable future. Due to the timing of the investment of the remaining proceeds from the sale, the Company anticipates a temporary decrease in funds from operations for the second quarter. Additional rent has been increasing every year and leases not providing additional rent currently, will do so in future years. As previously mentioned, the Company has and will continue to refinance, when feasible, to repay its remaining high constant debt. The Company will invest capital generated from these refinancings, or additional offerings of debt or equity, in new properties or improvements to existing properties with corresponding rent increases.

The Company continues to pursue the reduction of its percentage of revenue from Beverly Enterprises. On July 1, 1993, Res-Care became the lessee of three Indiana facilities previously leased by Beverly. If the change had occurred on January 1, 1993, the percentage of base rent received from Beverly would have decreased from 40% to 36%. The Company is exploring the reduction of this dependency on Beverly further, by re-leasing the properties, as well as by exploring possible sales of some or all Beverly-leased properties. The Company is also exploring further diversification in its portfolio by investing in other than traditional nursing home properties.

The Company does not anticipate that President Clinton's healthcare plan will materially impact our nursing homes or their operators. Nursing homes are ideally situated in the middle of the chain of healthcare providers. As less seriously ill persons are moved from nursing homes into facilities providing less services (personal care or assisted living facilities) at a lower cost, more seriously ill patients will be moved from hospitals into nursing homes where necessary services can be provided at a lower cost. The impact of the healthcare plan should be favorable to the nursing home industry.

Management continues to consider long-term healthcare properties a sound investment. The Company is concerned, however, about the opportunities for growth in the nursing home segment of the elderly care industry. The Company's portfolio is situated in the middle of the industry which spans from elderly housing to acute medical care. Management believes there is a definite movement in the industry toward sub-acute care but because of the highly competitive market, the Company believes movement toward the elderly housing segment would produce a dependable, steady stream of income with growth potential.

The Company's lessees occasionally have difficulties from the problems affecting state reimbursement plans, such as inadequate funding and artificially low reimbursement rates. The Company does not anticipate at this time, however, that such problems will be of sufficient impact to impair the ability of the lessees to meet their obligations under the leases. As discussed above, the Company will consider opportunities to invest in other types of properties to diversify its traditional nursing home holdings.

In the future, the Company may acquire additional income producing, real estate properties, including, but not limited to, nursing homes, congregate care facilities, assisted living facilities, personal care facilities, retirement living facilities and elderly housing, with funds generated from additional offerings of debt or equity of the Company. In general, the Company intends to acquire and finance additional real estate properties and investments, to the extent possible, in a manner which will enable it to maintain its ability to make regular quarterly dividend payments to shareholders, to maintain current levels of liquidity, and to maintain the debt to equity ratio of less than 1 to 1. The future issuance of debt or equity by the Company or the acquisition of a new property or investments, however, could affect the yield to shareholders or current levels of liquidity.

INFLATION

Except for the inflationary impact on the administrative expenses, inflation should have minimal effects on the Company. The additional rent provided for in the leases is based on increases in gross revenues and percentage increases in the Consumer Price Index. Although the majority of debt has fixed rates and the increase in interest rates is not a major concern, the Company does have limited exposure on the adjustable rate mortgage assumed in 1993. The primary concern regarding inflation and interest rate fluctuations is the ongoing ability of the Company to purchase properties at reasonable prices, as well as the ability of our lessees to operate the properties in a profitable manner and the ability of the Company to find replacement financing at similar interest rates as the existing debt comes due.

ENVIRONMENTAL MATTERS

Pursuant to the terms of the Leases, the Company does not have control over the operational activities of the lessees, nor does it monitor lessees with respect to environmental matters. Generally, the owner of real property with latent hazardous waste problems may be liable for such problems even if such problems were not caused by the current landowner. The Company has obtained environmental reports from time to time covering some of the properties. Such reports indicate these properties did not have any identifiable concerns which would materially impact their value. The Company has not obtained environmental reports with respect to its remaining properties and does not obtain environmental studies in the ordinary course of business. In addition, the current lease form used by the Company specifically requires the lessee to insulate the Company on environmental issues.

                   PART II - OTHER INFORMATION

ITEM 5.   OTHER MATTERS

          The Company held its Annual Meeting of Shareholders on
          April 28, 1994. Proxies were solicited for the election of three directors and approval of two proposals.

          The following directors were nominated by management and elected at the meeting: William G. Benton, Susan L Christiansen and David Weil. The term of the following directors continued after the meeting: Lisbeth C. Evans, G. L. Clark, Jr., Perry C. Craven, Dr. Walter H. Ettinger, Jr., Dr. Thomas K. Hearn, Jr. and Floyd A. Schlossberg. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

          Other matters voted upon at the meeting and the number of affirmative and negatives votes cast with respect to each such matter are as follows:

          1. Proposal to amend the Company's Stock Option Plan to increase the number of shares reserved for the Plan from 564,927 to 1,500,000 shares and to provide for the grant of restricted shares of stock under the Plan. Affirmative votes:
               7,407,992; Negative votes: 588,556; Abstentions:
               372,971.

          2. Proposal to authorize the Board of Directors to purchase or cause to be purchased on behalf of the Company, shares of the Company's common stock with an aggregate maximum purchase price of $7,000,000 for a period of one year from the date of this meeting. Affirmative votes: 12,653,466; Negative votes: 285,930; Abstentions: 263,138.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

               None

          b.   Reports on Form 8-K

               On April 12, 1994, the registrant electronically filed its report on Form 8-K reporting the sale of one facility.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         HEALTH EQUITY PROPERTIES INCORPORATED
                                     Registrant


                         By:  William G. Benton
                              President and
                              Chief Executive Officer


                         By:  Deborah O. Robinson
                              Chief Accounting Officer


Date:  May 13, 1994