Form 10-Q
period 1994-06-30
HEALTH EQUITY PROPERTIES INC
filed 1994-08-11
CIK 822415

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994

              HEALTH EQUITY PROPERTIES INCORPORATED
     (Exact name of registrant as specified in its charter)

            North Carolina                   56-1591771
    (State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)       Identification No.)

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

                       YES [X]     NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                  Common Stock $0.01 Par Value
                        14,663,964 Shares

              HEALTH EQUITY PROPERTIES INCORPORATED

                           FORM  10-Q

                          June 30, 1994

                        TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION                             Page

Item 1.   Financial Statements

          Consolidated Balance Sheets..................     3

          Consolidated Statements of Operations........     4

          Consolidated Statements of
          Shareholders' Equity.........................     5

          Consolidated Statements of Cash Flows........     6-7

          Notes to Consolidated Financial Statements...     8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.    9-13

PART II:  OTHER INFORMATION

Items 1 through 3 and Item 5............................    None

Item 4..................................................    14

Item 6..................................................    14

SIGNATURE PAGE.........................................     15

              HEALTH EQUITY PROPERTIES INCORPORATED
                   CONSOLIDATED BALANCE SHEETS
               JUNE 30, 1994 AND DECEMBER 31, 1993

                                    June 30,       December 31,
                                      1994            1993
                                  (unaudited)
                                   __________      ____________

     ASSETS
Nursing home properties:
  Land and improvements           $  8,443,201     $  8,848,707
  Buildings and improvements        99,555,083      106,828,059
  Furniture and equipment           15,093,560       15,763,025
                                   ___________     ____________

                                   123,091,844      131,439,791
Accumulated depreciation           (30,350,610)     (30,235,507)
                                   ___________      ___________
                                    92,741,234      101,204,284

Cash and cash equivalents           10,752,960        6,272,153
Leasehold rights, net                3,753,560        4,576,214
Other assets                         5,997,910        5,643,834
                                   ___________        __________
                                  $113,245,664      $117,696,485
                                   ===========       ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Debt:
  Notes and mortgages             $ 26,262,776     $ 30,190,306
  Convertible debentures               900,000        1,355,000
                                   ___________       __________
                                    27,162,776       31,545,306
Dividends payable                    3,592,671        3,572,404
Other liabilities                    1,117,931        1,341,267
                                   ___________       __________
                                    31,873,378       36,458,977
                                   ___________       __________

Common stock, $0.01 par value;
  100,000,000 shares authorized;
  14,665,813 shares issued at
  June 30, 1994 and 14,583,086
  shares issued at December 31,
  1993                                 146,658         145,831
Paid in capital                     81,242,363      81,108,412
Less treasury stock of 1,849
  shares, at cost                      (16,735)        (16,735)
                                    __________      __________
                                    81,372,286      81,237,508
                                    __________      __________
                                  $113,245,664    $117,696,485
                                   ===========     ===========
[FN]
       The accompanying notes are an integral part of the
                      financial statements.

              HEALTH EQUITY PROPERTIES INCORPORATED
              CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE AND SIX MONTHS ENDED
                     JUNE 30, 1994 AND 1993


                           (unaudited)

                             Three Months    Three Months    Six
Months      Six Months
                                Ended            Ended
Ended           Ended
                               June 30,         June 30,
June 30,        June 30,
                                 1994             1993
1994            1993
                              __________     __________
__________      ___________
Income:
  Base rent                  $ 4,205,290    $ 4,329,279    $
8,615,408     $ 8,592,807
  Additional rent                470,123        512,522
824,710         766,808
  Other                          156,346        111,399
292,124         228,340
  Gain on sale                       --             --
2,590,418             --
                             ___________     __________
__________      __________
                               4,831,759      4,953,200
12,322,660       9,587,955
                             ___________     __________
__________      __________

Expenses:
  Interest                       620,682        682,061
1,318,674       1,328,712
  Depreciation                 1,116,756      1,141,163
2,280,939       2,271,837
  Amortization                   468,338        471,171
994,914         940,369
  Administrative and other       454,383        403,612
859,421         815,115
                              __________      _________
_________       _________
                               2,660,159      2,698,007
5,453,948       5,356,033
                              __________      _________
_________       _________
Net income                   $ 2,171,600    $ 2,255,193    $
6,868,712     $ 4,231,922
                              ==========     ==========
==========      ==========

Per share:
  Net income per share       $      0.15    $      0.16    $
0.47     $      0.29
                              ==========     ==========
==========      ==========

Average number of shares
  outstanding                 14,587,480     14,533,044
14,584,738      14,519,091
                              ==========     ==========
==========      ==========


  The accompanying notes are an integral part of the financial statements.

              HEALTH EQUITY PROPERTIES INCORPORATED
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED
                     JUNE  30, 1994 AND 1993


                           (unaudited)
                                            Paid in
                             Common        Capital in
Retained       Treasury      Total
                             Stock        Excess of Par
Earnings        Stock        Equity

Balance,
  January 1, 1993          $ 145,050     $ 85,997,667     $
- - --      $     --    $ 86,142,717
Issuance of 78,104 shares
  of common stock, net
  of issuance costs              781          692,476
- - --            --         693,257
Net income for the
  six months ended
  June 30, 1993                  --               --
4,231,922         --       4,231,922
Cash dividends declared
  at $0.49 per share             --        (2,894,655)
(4,231,922)        --       (7,126,577)
                            _________     ___________
___________    __________   __________
Balance,
  June 30, 1993            $ 145,831     $ 83,795,488      $
- - --      $    --     $ 83,941,319
                           =========      ===========
===========    ==========   ==========

Balance,
  January 1, 1994          $ 145,831     $ 81,108,412      $
- - --      $  (16,735)  $ 81,237,508
Issuance of 82,727 shares
  of common stock, net
  of issuance costs              827          430,981
- - --            --          431,808
Net income for the
  six months ended
  June 30, 1994                  --               --
6,868,712          --        6,868,712
Cash dividends declared
  at $0.49 per share             --          (297,030)
(6,868,712)         --       (7,165,742)
                            ________      ____________
__________    ___________    ___________
Balance,
  June 30, 1994            $ 146,658     $ 81,242,363      $
- - --      $  (16,735)  $ 81,372,286
                            ========      ===========
===========    ==========   ===========

         The accompanying notes are an integral part of
                    the financial statements.

              HEALTH EQUITY PROPERTIES INCORPORATED
              CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE AND SIX MONTHS ENDED
                     JUNE 30, 1994 AND 1993

                           (unaudited)

        Increase (Decrease) in Cash and Cash Equivalents
                                            Three Months
Three Months       Six Months       Six Months
                                                Ended
Ended            Ended            Ended
                                               June 30,
June 30,         June 30,         June 30,
                                                1994
1993             1994             1993
                                            ____________
____________     ____________     ____________

Net Income:                                 $  2,171,600     $
2,255,193     $  6,868,712     $  4,231,922
                                            ____________
____________     ____________     ____________
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                 1,116,756
1,141,163        2,280,939        2,271,837
  Amortization                                   468,338
471,171          994,914          940,369
  Gain on sale                                       --
- - --        (2,590,418)             --
  Other noncash items                             24,911
- - --            24,911              --
  (Increase) decrease in rent receivable         (83,651)
135,793         (217,141)         323,742
  Increase (decrease) in accrued interest
    expense                                       30,389
66,115          (62,366)          17,991
  Increase in prepaid expenses                   (89,749)
(25,503)        (158,089)         (82,788)
  Other                                           43,095
12,660          (16,322)        (221,576)
                                             ___________
__________        _________       __________
   Total adjustments                           1,510,089
1,801,399          256,428        3,249,575
                                             ___________
__________        _________       __________
   Net cash provided by operating
      activities                               3,681,689
4,056,592        7,125,140        7,481,497
                                             ___________
__________        _________       __________

Cash flows from investing activities:
  (Purchase) sale of nursing home properties         --
(5,000)       9,685,127           (5,000)
  Improvements to nursing home properties       (256,002)
(327,208)      (1,022,205)        (508,813)
  Other                                           (7,463)
138,560           16,291          190,962
                                             ___________
_________        _________        _________
   Net cash provided (used)
    by investing activities                     (263,465)
(193,648)       8,679,213         (322,851)
                                             ___________
_________        _________        _________

Cash flows from financing activities:
  Proceeds of debt                               106,094
3,315,155          780,930        3,315,155
  Repayment of debt                              (74,483)
(1,586,621)      (4,708,460)      (1,671,127)
  Other                                         (261,231)
(439,882)        (250,542)        (529,849)
  Proceeds of stock issuance, net                    --
88,257              --            88,257
  Dividends paid                              (3,573,071)
(3,553,721)      (7,145,474)      (7,107,442)
                                             ___________
__________       __________       ___________
   Net cash used by financing activities      (3,802,691)
(2,176,812)     (11,323,546)      (5,905,006)
                                             ___________
__________       __________       ___________

Net increase (decrease) in
  cash and cash equivalents                     (384,467)
1,686,132        4,480,807        1,253,640
Cash and cash equivalents at
  beginning of period                         11,137,427
5,839,329        6,272,153        6,271,821
                                             ___________
__________       __________       __________
Cash and cash equivalents at end of period  $ 10,752,960     $
7,525,461     $ 10,752,960     $  7,525,461
                                             ===========
===========      ===========      ===========

Interest expense paid was $590,293 and $1,381,040 for the three and six months ended June 30, 1994, respectively. Interest paid was $615,946 and $1,310,721 for the same periods of 1993, respectively.

continued.....

continued from preceding page


Supplemental schedule of non cash financing activities:
  During the six months ended June 30, 1994, senior convertible debentures of $455,000 were converted to 82,727 shares of common stock and unamortized loan costs of $23,192 were reclassified to paid in capital.

  On April 28, 1994, the FHA Section 232 loans, used to refinance and rehab the Company's two North Carolina personal care facilities, were replaced by permanent FHA loans. The loans total $5,456,500, bear interest at 8.25% annually, self-amortize over 40 years and are nonrecourse and non-callable.

  Nursing home properties were (purchased) sold as follows:

                                     1994                1993
                                 ____________      _____________
     Fair value of assets
        (purchased) sold         $ 10,100,000      $ (4,760,000)
     Debt assumed                                     4,150,000
     Stock issued                                       605,000
     Selling expenses                (414,873)              --
                                 ____________      ____________
                                 $  9,685,127      $     (5,000)
                                 ============      =============

         The accompanying notes are an integral part of
                    the financial statements.

              HEALTH EQUITY PROPERTIES INCORPORATED

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of Health Equity Properties Incorporated ("the Company"), included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-
Q. The financial statements were prepared by management without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the six months ended June 30, 1994. The financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes that the disclosures in the financial statements are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the Company's 1993 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the six months ended June 30, 1994, are not necessarily indicative of the results for a full year.

                 1.  Related Party Transactions

Alden Management Services, Inc. ("Alden"), which leases four properties, is wholly owned by a director of the company. Alden paid base rent of $1,846,842 and $2,202,343 for each of the six months ended June 30, 1994 and 1993, respectively. Alden has a note outstanding with the Company, with a balance at June 30, 1994 of $476,438 and at December 31, 1993 of $479,316. For the
six months ended June 30, 1994 and 1993, Alden overage rents were estimated to be $93,460 and $48,888, respectively.
The Company sold one of its Alden leased properties to an Alden affiliate on March 16, 1994. The property, having a net book value of $7,094,709, was sold for $10,100,000 resulting in a gain of $2,590,418 after selling expenses of $414,873. Net proceeds from the sale were $9,685,127.

                         2.  Commitment

The Company has committed to lend an aggregate of $2,890,000 to Complete Care, one of the Company's lessees, under two separate loan commitments. The first loan in the amount of $1,510,000 will be secured by a first mortgage on Complete Care's Heartland of Elizabeth facility which is a 67 bed nursing home in Elizabeth, Kentucky. The second loan in the amount of $1,380,000 will be secured by a first mortgage on Complete Care's Heartland of Lexington facility which is a nursing home in Lexington, Kentucky. Both loans will accrue interest at a rate of 11.63% per annum and will have a term of 25 years. The Company will also receive additional interest to the extent that gross revenues exceed gross revenues for a defined base year in an amount equal to seven percent of such increase. While it is anticipated that the loans will close in the third quarter of 1994, the commitments are subject to satisfactory documentation.

                       3.  Proposed Merger

On June 17, 1994, the Company entered into a definitive merger agreement with Omega Healthcare Investors, Inc. ("Omega"), pursuant to which the Company would be merged into Omega. The merger is subject to certain conditions, including the approval of the transaction by the shareholders of the Company and by the shareholders of Omega. Upon consummation of the merger, each outstanding share of the Company's common stock will be converted into the right to receive .393 shares (the "Exchange Ratio") of Omega common stock. The Exchange Ratio was determined by dividing the cumulative average closing price per share of the Company's common stock on the New York Stock Exchange for the ten trading days ending June 15, 1994 by the cumulative average closing price per share of Omega's common stock for the same period. The Company will incur certain costs relating to the merger for legal, accounting, financial advisory, printing and other services estimated at approximately $3 million, most of which will be incurred whether or not the merger is consummated. As a result of entering into the definitive merger agreement described above, the Company ceased work on or about July 7, 1994 relating to a potential sale of 45 of the Company's properties located in Indiana . The Company has incurred certain costs relating to the proposed transaction, including $1.8 million in compensation costs, pursuant to the Company's 1994 compensation goals, and approximately $300,000 in transactional costs, most of which are anticipated to be expensed during the third quarter of 1994.

                 PART I.  FINANCIAL INFORMATION

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Health Equity Properties Incorporated ("Company") operates as a real estate investment trust (REIT) for federal income tax purposes.

RESULTS OF OPERATIONS

The Company is the lessor of 73 nursing homes and three personal care facilities. Rental income, which includes base and additional rent, accounts for substantially all of the Company's income and is derived from the leases of the Company's facilities. The leases have a base rate, with some provisions for rental increases. For the six months ended June 30, 1994, the Company had base rental income of $8,615,408 compared to $8,592,807 for the same period of 1993. The increase is due to the purchase of a 106 bed adult assisted living facility in Florida in June 1993, and corresponding rent increases due to improvements made on existing properties. However, the increase is offset by a decrease in base rent for the second quarter of 1994 due to the sale of one of the Company's Alden Management Services, Inc. ("Alden") leased properties on March 16, 1994.
The Company anticipates that revenues from base rent will continue to be lower in the third quarter of 1994; however, interest income is expected to be higher in the third quarter due to the investment in mortgage loans discussed below in further detail in Liquidity and Capital Resources.

In June 1993, the Company entered into new leases on its two North Carolina personal care facilities with the current lessee. The Company and the lessee agreed to rehab the properties with part of the proceeds of a Federal Housing Administration Section 232 loan. The details of the loan are discussed below. Under the terms of the new leases, between March 1, 1993 and the scheduled completion of the rehab, February 1994, the rent remained the same as the rent at the end of the previous lease term. The improvements are completed and the annual base rent has increased by approximately 45% from $594,000 to $860,000. The initial term of the new leases is for 10 years, expiring February 2003 and includes provisions for additional rent.

Additional rent was $824,710 for the six months ended June 30, 1994, up from $766,808 for the same period of 1993. In the normal course of business, additional rent is estimated and accrued by the Company at the end of each quarter and payments are received in the following quarter. Leases with respect to 66 of the 76 properties provide additional rent based on revenues from operations of the facility. Additional rent under all such leases range from 5.5% to 7% of gross revenues attributable to such property in excess of gross revenues of such property earned during the base period, subject to certain limitations. Alden's gross revenues from public pay patients are excluded from the above calculation. Instead, additional rent from public pay revenues is equal to 7% of the increase in public pay revenues over the preceding year. Alden's public pay revenues are treated differently due to reimbursement policies in Illinois. Due to the timing of Illinois' reimbursements, Alden's additional rent paid to the Company will tend to fluctuate. In 1993, Alden's additional rent represented 14% of the Company's total additional rent. Due to the sale discussed above, Alden's additional rent is anticipated to be lower in 1994. Leases with respect to 7 of the properties provide for additional rent based on increases in the Cost of Living Index multiplied by the base rent, subject to a maximum of 3% over the prior year's total rent paid. With respect to the remaining 3 leases, the base rent increases by 6% annually in lieu of additional rent.

The gain on sale of $2,590,418 for the six months ended June 30, 1994 is due to the sale on March 16, 1994 of one of the Company's Alden leased properties. The sales price was $10.1 million, with net proceeds of approximately $9.7 million. Proceeds of approximately $4.5 million were used to repay debt and the remaining proceeds will be used for general corporate purposes. The sale will not affect REIT status, that is, the Company's historical dividend rate will continue to be sufficient to assure that 95% of the Company's taxable income is distributed to its shareholders. Also, the Company does not anticipate that the gain will generate taxes for the Company due to loss carryforwards and the special treatment of dividends by REITs.

In Indiana, the State published new proposed rules governing Medicaid reimbursement on or about July 1, 1994. The proposed rules became effective on August 9, 1994. The application of the new rules could result in reduced Medicaid reimbursements to some providers and the Company understands that the providers intend to challenge the new rules in Federal Court. Leases with respect to four of the Company's facilities in Indiana leased by Res-Care, Inc. contain provisions permitting the terms and conditions of the lease to be renegotiated in the event a change in Medicaid reimbursement has a material and adverse effect on the economic feasibility of the lease agreements. Because of the newness and complexity of the new rules, the Company is unable to assess at this time whether or not the impact of the new rules, if implemented, would permit Res-Care to reduce its rent under the foregoing lease provision. The Company does not anticipate at this time, however, that any rent reduction would be material to the Company's gross revenues.

Other income for the six months ended June 30, 1994 was $292,124, up from $228,340 for the same period of 1993. Other income is primarily interest income on the Company's cash reserves and notes receivable. The increase in other income is due to increased interest income from cash reserves. Cash reserves were higher in 1994 due to the sale of the Alden property.

Interest expense for the six months ended June 30, 1994 was $1,318,674, compared with $1,328,712 for the same period of 1993. The decrease in interest expense is due primarily to the conversion of $455,000 of the Company's 14% Senior Convertible Redeemable Debentures offset by an increase in interest expense due to the June 1993 Florida acquisition and the FHA refinancings discussed below. The Company has limited exposure to rising interest rates since most debt has fixed rates and no debt matures until 2000. The mortgage assumed in the June 1993 acquisition, however, is an adjustable rate mortgage, with an adjustment scheduled June 1996.

Amortization of capitalized expenses was $994,914 for the six months ended June 30, 1994 up from $940,369 for the same period of 1993. The increase is due to the increase in loan costs associated with the FHA refinancings. Depreciation expense for the six months ended June 30, 1994 was $2,280,939 compared to $2,271,837 for the same period of 1993. The increase is due to the Company's purchase of one nursing home and improvements made to the Company's existing homes. Administrative and other expense was $859,421for the six months ended June 30, 1994 compared to $815,115 for the same period of 1993. Administrative and other expense is anticipated to be higher in 1994 over 1993 due to the increase in securities expense associated with the increased shares outstanding and increased expenses related to the Company's terminations of potential acquisitions, under the terms of the merger agreement discussed below.

For the six months ended June 30, 1994, the Company had net income of $6,868,712 or $0.47 per share compared to net income of $4,231,922 or $0.29 per share for the same period of 1993. Net income from operations, excluding the gain from sale of $2,590,418 or $0.18 per share, was $4,278,294 or $0.29 per share.

For the six months ended June 30, 1994, the Company generated funds from operations of $7,579,058 compared to $7,444,128 for the same period of 1993. Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT"), as net income (computed in accordance with generally accepted accounting principles) less gains or plus losses from debt restructuring and sales of property, plus depreciation and amortization expenses. Thus, funds from operations does not include the funds generated from the sale of the Alden leased property. Net cash from operations was $7,125,140 for the six months ended June 30, 1994, down from $7,481,497 for the same period of 1993. Net cash provided by operating activities is funds from operations adjusted by changes in certain balance sheet accounts, such as accrued interest. The decrease in net cash provided by operating activities is due primarily to the timing of additional rent receipts.

On June 17, 1994 the Company entered into a definitive merger agreement with Omega Healthcare Investors, Inc. ("Omega"), discussed below, pursuant to which the Company would be merged into Omega. As a result of entering into the merger, the Company terminated certain activities relating to a potential sale of 45 of the Company's Indiana properties. The termination process of this transaction was completed on or about July 6, 1994. The Company has incurred certain costs relating to the proposed transaction, including $1.8 million in compensation costs and approximately $300,000 in transactional costs, most of which are anticipated to be expensed and paid during the third quarter of 1994. Due to these expenses, net income, funds from operations and cash provided by operating activities will be materially impacted in the third quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1994, the Company had cash and cash equivalents of $10,752,960 as compared with $6,272,153 at December 31, 1993.
The increase is due primarily to the proceeds from the sale of the Alden leased property. The Company's cash reserves are invested in commercial paper and bank deposits with initial maturities of less than 90 days. The Company anticipates funding the Complete Care mortgages in the amount of $2,890,000, discussed below, during the third quarter of 1994. Also due to the termination of the potential sale of Indiana properties discussed above, approximately $2.1 million for related expenses will be paid during the third quarter of 1994.
As of June 30, 1994, the Company had secured debt of $26,262,776, compared with $30,190,306 at December 31, 1993. The decrease is due to the paydown of debt from the proceeds of the sale. Approximately $3 million and $1.5 million of the proceeds from the sale was used to repay debt with annual interest rates of 11.25% and 12%, respectively. Due to these paydowns, the Company no longer has any remaining balloon debt. Approximately 74% of the Company's properties are pledged as collateral and the secured debt is approximately 38% of the book value of the properties. The Company had unsecured debt of $900,000 at June 30, 1994 compared to $1,355,000 at December 31, 1993. The decrease was the result of the conversion of $455,000 of the Company's 14% Senior Convertible Redeemable Debentures issued in August 1990. The Company's secured debt to equity ratio is approximately 0.3:1 at June 30, 1994 compared to 0.4:1 at December 31, 1993.

On June 28, 1993, the Company received FHA Section 232 loans to refinance and rehab its two North Carolina personal care facilities. The loans total approximately $5.5 million, of which $2.2 million was used in the rehab process. The rehab was completed February 18, 1994 and on April 28, 1994 the construction loans were replaced by permanent FHA loans that bear interest at 8.25% per annum, will self-amortize over 40 years and are nonrecourse and non-callable.

The Company has obtained a $5 million line of credit from a bank.
The three year line has an annual interest rate of prime plus one-half percent. As of June 30, 1994 no funds have been drawn on the line of credit.

The Company has committed to lend an aggregate of $2,890,000 to Complete Care, one of the Company's lessees, under two separate loan commitments. The first loan in the amount of $1,510,000 will be secured by a first mortgage on Complete Care's Heartland of Elizabeth facility which is a 67 bed nursing home in Elizabeth, Kentucky. The second loan in the amount of $1,380,000 will be secured by a first mortgage on Complete Care's Heartland of Lexington facility which is a nursing home in Lexington, Kentucky. Both loans will accrue interest at a rate of 11.63% per annum and will have a term of 25 years. The Company will also receive additional interest to the extent that gross revenues exceed gross revenues for a defined base year in an amount equal to seven percent of such increase. While it is anticipated that the loans will close in the third quarter of 1994, the commitments are subject to satisfactory documentation.

On June 17, 1994, the Company entered into a definitive merger agreement with Omega, pursuant to which the Company would be merged into Omega. The merger is subject to certain conditions, including the approval of the transaction by the shareholders of the Company and by the shareholders of Omega. Upon consummation of the merger, each outstanding share of the Company's common stock will be converted into the right to receive .393 shares (the "Exchange Ratio") of Omega common stock. The Exchange Ratio was determined by dividing the cumulative average closing price per share of the Company's common stock on the New York Stock Exchange for the ten trading days ending June 15, 1994 by the cumulative average closing price per share of Omega's common
stock for the same period.   The Company will incur certain costs
relating to the merger for legal, accounting, financial advisory, printing and other services estimated at approximately $3 million, most of which costs will be incurred whether or not the merger is consummated.

Under the terms of the merger agreement, the Company is restricted in certain business activities pending consummation of the merger, including a prohibition from pursuing any acquisition or disposition transactions. As a result, the Company has terminated potential acquisition discussions with several parties. In addition, the Company terminated certain activities relating to a potential sale of 45 of the Company's properties located in the state of Indiana. The termination process of this transaction was completed on or about July 6, 1994. The Company has incurred certain costs relating to the proposed transaction, including $1.8 million in compensation costs and approximately $300,000 in transactional costs, most of which are anticipated to be expensed during the third quarter of 1994.

In the event the merger is not consummated, the Company will need substantial lead time to reactivate its acquisition activities. In addition, because of the costs described above relating to the merger and the termination of the proposed sale of Indiana properties, a substantial portion of the Company's cash reserves intended for acquisition activities may be utilized to cover the foregoing costs. As a result, a period of time covering several quarters of operation may be necessary before the Company's operations return to current performance levels. Under certain circumstances, the termination of the merger agreement would result in the payment of a $3.75 million termination fee (the "Termination Fee") by one party to the other. In the event the Company was required to pay the Termination Fee to Omega, the negative impact to the Company from a termination of the merger agreement would be materially greater. On the other hand, a termination resulting in the payment of the Termination Fee by Omega to the Company would materially reduce the detrimental impact of the termination.

All of the Company's properties are subject to net leases that pass the responsibility of the operating expenses, taxes and insurance, and repairs and maintenance to the lessees. Under five of the Company's leases, in the event specified capital improvements are made during specified terms of the lease, the Company is responsible for the unamortized portion of the improvements upon the termination of the lease. Based on the Company's inspection of these properties management does not anticipate that the Company has more than minimal exposure with respect to these items for the foreseeable future.

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

The Company distributes a large portion of its cash available from operations. Cash dividends declared equalled $3,592,671 ($0.245 per share) for the second quarter of 1994. Funds from operations were $3,781,605 while net cash provided by operating activities was $3,682,841. The Company's pay-out ratio, that is, the ratio of the dividend to funds from operations, was 95% for the second quarter of 1994. To qualify as a REIT, the Company is required to distribute at least 95% of its taxable income to shareholders each year. The Company does not anticipate a problem complying with this requirement for the foreseeable future. The Company will use cash flow from operations in excess of dividends for working capital and to retire indebtedness. The dividends of the Company are based upon funds from operations.
As result of non-cash expenses, primarily depreciation and amortization, funds from operations and cash distributions have exceeded the Company's earnings and profits in past years. Portions of the Company's dividend which are not attributable to earnings and profits represent a return of capital and are not subject to federal income tax to the extent they do not exceed the shareholders' basis in their shares.

At its first quarter 1993 meeting, the Board of Directors determined that the quarterly dividend should remain at the current level of $0.245 per share. The Company anticipates operations will continue to support the dividend of $0.245. A primary objective of the Company continues to be increasing the cash flow available for distribution on a per share basis; maintaining the dividend at the current level would have the benefit of reducing the Company's pay-out ratio. Under the terms of the merger agreement, the Company may not declare its third quarter dividend in September in accordance with its normal schedule. If the merger is not consummated prior to November 1 (the anticipated record date for Omega's third quarter dividend), the Company may then declare a third quarter dividend.

The Company does not anticipate that President Clinton's healthcare plan will materially impact its nursing homes or their operators. Nursing homes are ideally situated in the middle of the chain of healthcare providers. As less seriously ill persons are moved from nursing homes into facilities providing less services (personal care or assisted living facilities) at a lower cost, more seriously ill patients will be moved from hospitals into nursing homes where necessary services can be provided at a lower cost. The impact of the healthcare plan should be favorable to the nursing home industry.

The Company's lessees occasionally have difficulties from the problems affecting state reimbursement plans, such as inadequate funding and artificially low reimbursement rates. In addition, the State of Indiana recently published new rules governing Medicaid reimbursement as discussed above under Results of Operations. The Company does not anticipate at this time, however, that such problems will be of sufficient impact to impair the ability of the lessees to meet their obligations under the leases.

INFLATION

Except for the inflationary impact on the administrative expenses, inflation should have minimal effects on the Company. The additional rent provided for in the leases is based on increases in gross revenues and percentage increases in the Consumer Price Index. Most debt has fixed rates; therefore the increase in interest rates is not likely to have a material impact; however, the Company does have limited exposure on the adjustable rate mortgage assumed in 1993. The primary concern regarding inflation and interest rate fluctuations is the ongoing ability of the Company to purchase properties at reasonable prices, as well as the ability of its lessees to operate the properties in a profitable manner and the ability of the Company to find replacement financing at similar interest rates as the existing debt comes due.

ENVIRONMENTAL MATTERS

Pursuant to the terms of the Leases, the Company does not have control over the operational activities of the lessees, nor does it monitor lessees with respect to environmental matters. Generally, the owner of real property with latent hazardous waste problems may be liable for such problems even if such problems were not caused by the current landowner. The Company has obtained environmental reports from time to time covering some of the properties. Such reports indicate that as of the date of such reports these properties did not have any identifiable concerns which would materially impact their value. The Company has not obtained environmental reports with respect to its remaining properties and does not obtain environmental studies in the ordinary course of business. Most of the leases for the Company's facilities require the lessee to comply with applicable laws but do not require the lessee to indemnify the Company with respect to environmental losses. The current lease form used by the Company, however, which has been entered into by the Company with respect to several of its facilities, specifically requires the lessee to indemnify the Company on environmental losses.

PART II  -  OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As reported under Item 5 - Other Matters in the Company's Report on Form 10-Q for the quarter ended March 31, 1994, the Company held its Annual Meeting of Shareholders on April 28, 1994. The description of action taken, reported in the Company's Report on Form 10-Q dated May 13, 1994, is incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.  Exhibits

                None

            b.  Reports on Form 8-K

                On April 12, 1994, the registrant electronically filed its report on Form 8-K reporting the sale of one facility.

                On June 23, 1994, the registrant electronically filed its report on Form 8-K reporting the execution of a definitive merger agreement with Omega Healthcare Investors, Inc.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HEALTH EQUITY PROPERTIES INCORPORATED
                                      (Registrant)

                           By:  William G. Benton
                                President and
                                Chief Executive Officer

                           By:  Deborah O. Robinson
                                Chief Accounting Officer


Date: August 11, 1994